Form 10-K
period 2008-11-30
Estate Vault, Inc.
filed 2009-11-16
CIK 1446120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2008

Commission file number	Exact name of registrant as specified in its charter address of principal executive offices registrant’s telephone number	IRS Employer Identification number
000-53444	THE ESTATE VAULT, INC. 1110 East Bonneville Avenue Las Vegas, Nevada (866) 405-3256 (Exact name of registrant as specified in its charter)	26-1930003

State or other jurisdiction of incorporation or organization: NEVADA :

Securities registered under Section 12(g) of the Exchange Act:	Common Stock,	$0.001 par value
	Preferred Stock,	$0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of as of the last business day of the registrant’s most recently completed second fiscal quarter, October 30, 2008 was $1,999,892.

The number of shares outstanding of Common Stock, $0.001 par value at November 30, 2008 was 198,989,204.

Forward-Looking Statements

Except for statements of historical fact, certain information described in this document contains “forward-looking statements” that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “will,” “would” or similar words. The statements that contain these or similar words should be read carefully because these statements discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other “forward-looking” information. The Estate Vault, Inc., believes that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able accurately to predict or control. Further, we urge you to be cautious of the forward-looking statements which are contained in this Form 10K because they involve risks, uncertainties and other factors affecting our operations, market growth, service, products and licenses. The factors listed below in the section captioned “Risk Factors” within Item 1A, “Description of Business,” as well as other cautionary language in this Form 10K, describe such risks, uncertainties and events that may cause our actual results and achievements, whether expressed or implied, to differ materially from the expectations we describe in our forward-looking statements. The occurrence of any of the events described as risk factors could have a material adverse effect on our business, results of operations and financial position.

PART I

ITEM 1.	BUSINESS.

General Information

Our business address is 1110 E Bonneville Avenue, Las Vegas, NV 89101 and our telephone number is 866-405-3256. Our website is www.estatevault.com. The information contained in, or that can be accessed through our website is not part of this registration statement.

History of the Company

The Company was originally incorporated on December 7, 1983 as Primrose Gold Resources in the Province of Ontario Canada. The Company was reincorporated under the laws of the State of Nevada as Rocky Mountain Brands, Inc. on December 14, 2004 with a principal business objective of developing and marketing snack foods and drinks. The Company was reclassified as a development stage company as of November 30, 2005. On September 24, 2007, the Company changed its focus to its current business plan and its’ name was changed to The Estate Vault, Inc. (“TEV” or the “Company”)

Company Overview

By using state-of-the-art technology and a secure integrated platform, we intend to provide digital software repository services to Canadians, Americans, the Chinese and others throughout the world. Our focus will be on product marketing and distribution which, in management’s view, is the area most crucial to the success of the Company. We intend to provide financial service companies, membership type organizations and employee benefit firms and their customers, among others, with proprietary software products for the secure, orderly management of personal financial and legal documents. End users will have the ability to maintain all key documents in one safe, secure and easily accessible location to assist in managing personal and financial affairs.

We intend to provide families with peace of mind knowing that should a disaster strike; access to those important documents and advisors is a keystroke or phone call away.

We believe that The Estate Vault is an easy, inexpensive, viable option for individuals who, in the back of their minds ask that simple question “What if?”

•	What if what happened in New Orleans happened to us?

•	What if we lost everything – how would we prove it?

•	What if I don’t come home because of an accident – do my loved ones or advisors know where everything is?

The Estate Vault provides families with a viable answer to these crucial questions. We intend to utilize several marketing strategies to achieve market penetration and distribution of our innovative products and services.

Our Products and Services

The Estate Vault has been developed, tested and is now ready to be brought to market. Our product is a management software system intended to provide service oriented companies and their customers with a secure and orderly system for the management of personal financial and legal documents. This allows end users to maintain all key documents in one safe, secure and easily accessible location. We believe our product is uniquely suited to be distributed by agents of companies in the North American financial services industry, which is very large and covers many sectors such as:

•	Banks

•	Stock Brokerages

•	Retirement Management

•	Insurance

•	Merchant Banks

•	Financial Advisories

•	Mutual Funds

•	Wealth Management

•	Security Management

Affinity Organizations

•	Travel Associations
•	Retirement Associations
•	Retail Clubs

According to LIMRA and the FINRA, in North America, there 5,000 brokerage firms, about 173,000 branch offices and approximately 677,000 registered securities representatives, 1,800 insurance companies and over 1,800 mutual fund companies seeking to develop business from over 115 million people aged 45-75. From our perspective, all of the agents in almost every sector of the financial services industry are potential distributors, or customers, of our product.

Travel, retirement and retail clubs, while not strictly in the financial services industry, often serve as intermediaries for the major providers of financial services.

The opportunity for distributors of our product lies in two areas:

•	The goodwill associated with being the provider of a useful product.

•	The added opportunity to contact the consumer generated by the end-user benefits offered by our product.

The Estate Vault is currently comprised of the following data repository services and valuable products:

Personal Information on Me and My Family

• Our Names, Addresses & Key Identification Data		• Our Wills & their Executors	• Our Marriage documents	• Our Insurance policies

• Our Medical needs	• Our Personal Care needs	• Our Key Contacts	• Our Personal Identification Numbers	• Our Safety Deposit Boxes

• Our Clubs	• Our Charities	• Our Pets	• Our Trips	• Our Funeral Preferences

My Essential Financial Information

(Including all necessary identification & contact information, as well as personal tracking, summarizing and reporting capability)

• Bank Accounts	• Credit Cards	• Mortgages	• Stock & Bond Portfolio	• Mutual Funds

• Real Estate	• Other Investments	• Trusts, Annuities & Other Income	• Outstanding Debts	• Business Ventures
• Retirement Benefits

Other Key Capabilities

• Home Inventory Organizer	• ID Theft Protection	• Document Storage	• Photo Storage

• Estate Planning Tools	• Will & Legal Documents Creator	• Portfolio Tracking	• Financial Calculators

• IntelliBrand™ service provider recognition & IntelliAd™ service provider communication

Key Features of the Products and Services

TEV is a document management software system that provides the basis for sound financial planning; including basics like a will creator and power of attorney; and provides individuals with a single, secure and easily accessible location to keep all their critical personal and financial information. TEV gives people the choice of using its secure web-based version or using a secure desktop version.

Future Products and Services

Future products, within the financial services industry, are limited only by time and imagination. With the technology developed to date and an experienced management team, management believes this process is truly on the cusp of innovative products developed to assist the intermediary/consumer in dealing with all the areas that the financial industry has yet to explore.

The Market

TEV is a simple, yet unique, concept. It did not require an IT genius to develop it, since it utilizes already existing technology, however, it uniquely combines those state-of-the-art technologies into one user friendly platform, that our market research indicates is highly desirable.

UNTIL NOW, NO-ONE HAD YET TO DEVELOPE SUCH A COMPREHENSIVE EXCHANGE VAULT.

Various software packages, such as Quicken, provide financial planners with the ability to organize and track the details of investment performance. But this is usually too complicated for the “mid market” customer which is defined as the middle class of the North American market, and does not include many of the components of TEV’s system.

The essence of TEV is its simplicity combined with its comprehensiveness. As such, it can offer the average person peace of mind in two ways:

•	As the one place to store all essential information, making it easier to get at data when needed ON AN ON-GOING BASIS.

•

As the one place to store all information, making it easier to get at data IN THE EVENT OF EMERGENCIES. This potential, obviously, can be shared with Executors or trusted family or friends who have Power of Attorney over one’s affairs.

Given this, management believes that the market potential for TEV is huge and it is not limited to North America. Currently, our competitors provide only a portion of the services we provide and do not currently focus on the same market we do, i.e. the ultimate individual consumer. Even if our perceived competition were to broaden their product offerings, or their scope, TEV believes that as the market-originator, it’s advanced entry into the market will allow it to solidify its strategic business relationships, and establish itself as the standard that must be met thus enabling it to effectively compete with the late comers. As such management believes that its early entry should allow it to obtain and subsequently maintain a reasonable share of whatever the market becomes.

TEV has engaged in market research with some of its Strategic Business Alliances in the financial services industries, the results of which indicate to TEV, that a “client vault” or something like it is one of the most desirable additional services that the financial service industry could make available to its clients. The fact that no major financial institution has taken the initiative and created such an offering points appropriately to the lethargy of the business.

The essence of TEV’s competitive market opportunity, therefore, is to be the first organization to meet this consumer need, while also providing its Strategic Business Alliance clients a product that their customers have indicated that they both want and need. Our business plan calls for the follow up over the coming year with an aggressive marketing program designed to position TEV as the generic creator and leader of the market. TEV’s believes opportunity lies in using the three years of product development it has already undertaken to create barriers to entry for all who later see the benefits to the consumer that TEV has created.

TEV officially launched The Estate Vault in September 2007 with a strategy of working with financial advisors as a lead into the financial services industry and the leading companies in that sector. Since inception, the Company has developed a working relationship in Canada with Pro-Seminars, the leading continuing education firm for financial advisors in Canada, through which we have enlisted nearly 1200 advisors to promote our product. While these advisors have no formal agreement with us they typically purchase the product at wholesale prices and provide it to their customers as a valued added gift. We are also currently working with marketing organizations such as Marketink Ltd. of Quebec, Alliance Investment Management of the Bahamas, The Toronto Board of Trade, ECM Group in Jacksonville Florida, International Business Academies of Georgia, in Mexico, and are in negotiations with several other membership type organizations and Financial Institutions with include banks and insurers in North America, South America and the Caribbean. Over the same period we believe that we have laid down the necessary distribution structure to allow us to continue our growth as per our business model.

We currently have third party relationships that bring value added benefits to our platform such as Cashedge and Cannex, which provides our members with account aggregation, EPOG, which provides our members with Will Creation and Legal Documents, Patient Practitioners, which provides our members with the ability to track and store their medical data on a USB key and AIG, which provides our members with Identity Theft insurance. We are currently in discussions with other potential third parties that we believe will increase the value of our product to our members today and into the future.

Marketing Strategy

1. Marketing Strategy

Over the next three years, TEV’s strategy will be to aggressively seek to develop the general data organizing market and to seek to dominate that market by among other things, creating lasting relationships with it’s strategic business alliance partners and providing exceptional customer service as we grow, thus hopefully providing significant barriers to competitive entry. In addition, TEV has developed the following marketing strategy:

Strategic Business Alliances

•	TEV will seek to establish strong cooperative marketing programs with leading companies in the financial services market;

•

TEV will offer its financial services company customers the opportunity to use their own brand via TEV’s IntelliBrand™ capability, while also using TEV’s IntelliAd™ capability to insert the customer’s own communication to end-users in an unobtrusive manner;

•	TEV will focus efforts on providing guidance to financial service agents on the best ways to take advantage of TEV.

Mid-Market End-User Focus:

•	TEV will direct itself to providing peace of mind to the average financial services customer.

•

In so doing, we intend to position are selves in the customer’s minds as the best way for families to achieve peace of mind by safely and securely organizing all their essential personal, financial and medical data in one place.

•	The importance of easy access to such information in the event of any disaster will also be stressed.

Low Penetration Pricing

•

With its “white goods” brand strategy, TEV anticipates being able to fund its operations and development from sales to financial services organizations, while avoiding the expense of direct marketing to the end user.

•	Like all software products, TEV anticipates very high margins from each incremental sale, which, if realized, will provide it with wide flexibility in pricing over the long term.

•	At the outset, TEV will use penetration-pricing to establish strong support from as many financial services organizations as possible.

•	Low operational costs are also expected to enable TEV to support its customers flexibly and to reduce operational risk.

Essentially, TEV will seek to take advantage of the fact that it is the first company to create a simple, yet comprehensive product to meet a major, unfulfilled, consumer need. It will seek to solidify its distribution channels, by working closely with its identified Strategic business’ entities, as well as establish its reputation as the leader in the new industry. TEV’s management team, operational structure and customer support programs are set to be put in place to take advantage of this leadership position immediately.

2. Marketing Sub-Strategies

a. Product Strategy

Commitment to Product Quality & Customer Satisfaction

•

Since TEV is a vehicle for people to manage all their essential information, the company recognizes that it must present itself to its distributors and end-users as a first class organization that is committed to a high level of customer service.

•	We are open to revising product content when necessary.

•	A strong commitment to technical support will be made, which is slated to include:

•	E-mail and live support accessible via TEV’s web site.

•	Use of the Kayako Live Support protocols, with 3 operators located in Toronto and Ottawa.

•	Use of this existing high quality service should enable TEV to quickly increase support levels and/or to expand to different time zones when necessary.

•	Specialist support services are also planned, such as:

•	ID Theft – AIG Corporation or other provider

•	Wills & Legal Documents – EPOQ

•	Account Aggregation- Cashedge and Cannex

•	Travel Medical Concierge Service-InRoomMD

b. Pricing Strategy

Introductory Low Penetration Pricing

•	In order to meet its immediate growth goals, TEV has adopted a penetration-pricing strategy.

•	The specific price to each distributor, however, will be dependent on the costs necessary to service the account (i.e. TEV will seek to service each account at a profit).

•	At the outset, this will involve a three-tier pricing stance:

•	On the web site, the base price of about $399 will be retained;

•	For financial service institutions and others, where agent seminars and other training activities will be required, the anticipated price will be about $20;

•

For affiliated organizations, where only end-user introductory education will be required, the price to the organization will vary depending on the organization’s goals. If it is just a basic offering to members, the price to the organization will be as low as possible (from $6-9 per unit). If it is to upgrade members to other services, such as home & auto insurance, the price will be slightly higher.

c. Distribution Strategy

TEV’s distribution focus will be on companies that would like to provide a value added service to their end users. This will be on a first come, first served basis: no exclusive franchises are planned. Foreign territories will be developed by seeking distributors that will enter into a joint venture with TEV.

Companies will be given the choice of distributing TEV in its generic form or under their own brand name.

When distributors use their own brand name, TEV will protect its proprietary software by handling all use of IntelliBrand® and IntelliAd® by the distributing organization. This will mean that the distributor and TEV will need to remain in on-going contact through a dedicated TEV account representative.

In addition to the internet guides and technical support services that TEV has set up, TEV plans to prepare introductory presentations for the differing market segments, together with printed guides to help distributors:

•	Inform end-users of the benefits and contents of TEV.

•	Assist end-user customers to set up and use TEV.

d. Advertising Strategy

TEV’s strategy is to enter into joint ventures with the various media sources, TV, Radio and print advertising and will exchange certificates only to be distributed via financial service agents and affiliation organizations; there will be no need for TEV to invest in advertising directed to the consumer directly.

Nevertheless, TEV’s include the preparation of a series of coop advertisements to help distributors prepare their own communication.

e. Promotion Strategy

TEV’s planned promotional efforts include a multi faceted approach:

•	Making distributor management aware of the benefits of TEV;

•	Briefing distributor agents about the benefits of offering TEV to their end-user customers;

•	Helping them get their end-user customers to use TEV on an on-going basis;

•	Helping them use TEV for periodic checkups.

Research and Development

Our research and development efforts are focused on improving and enhancing our existing software products, solutions and processes, as well as developing new products and applications. Our core competency is in proprietary document storage solutions, desktop fulfillment solutions and web based fulfillment solutions. It is our proprietary designs, research and development process that differentiates us from our competitors, none of whom have the dual based solution demanded by consumers – our desktop solution with a web based interface and synchronization method.

Intellectual Property

Our management will aggressively seek to protect all proprietary intellectual property as follows:

•	All programming, including core development, Internet and web portal design are covered by Canadian and International copyright laws.

•

Copyrights, trademarks and service marks are currently registered in Canada, the U.S. and will be registered in other prime potential countries as we begin our marketing efforts abroad in those territories and, as such, are protected by international copyright conventions.

•	Patents, copyrights and trademarks protect our products and services/processes both internally and through protection offered by third party vendors.

All costs associated with copyrights, trademarks and patents are expensed as incurred. These costs would be included as research and development or professional fees in the Statement of Operations.

Analysis of Competitive Position

Competition is limited in scope since most competitors are simply document storage solutions, desktop fulfillment solutions or web based fulfillment solutions. None have the dual based solution our research shows consumers want, with desktop web based interface and synchronization method. Most competitors are financial planners that took a paper based solution and tried to make it electronic with virtually none of them coming from a technical background. The closest competitor is Emoney Advisor; http://www.emoneyadvisor.com. This product is directed entirely to the financial advisor and its price point makes it almost inaccessible to the majority of advisors in the mid market, where TEV is to be marketed.

We believe the principal factors that generally determine a company’s competitive advantage in the digital storage market are:

•	Product design capabilities;

•	Broad product functionality;

•	Customer service and execution;

•	Sales and marketing capabilities.

IntelliAD™ and IntelliBrand™ technology was developed by Integrated Insurance Solutions Ltd. and Licensed on a non-exclusive basis to TEV in order to deal with the issue that consumers were more comfortable in storing their sensitive data on their home computers and laptops versus the Internet. Most consumers have no issues about storing their pictures or non sensitive information on the Web, but sensitive information is another story altogether. As there is a need for The Estate Vault to communicate with all customers of any new product offering, product enhancement or cross sell opportunities we needed to develop a strategy that would not violate any spam or privacy laws as well as avoid all those annoying popup and popup blockers. IntelliAD™ is a technology based web portal that has the ability to place ads inside the customer’s desktop version without violating the customers’ privacy or privacy laws. None of the customers’ information is shared with the ad sponsor yet IntelliAD™ has the ability to identify customers by demographic and geographic criteria so that an advertising campaign is laser guided. All of this occurs in any easy and low cost structure and in fact is free to the sponsoring firms; i.e. firms that are agents.

IntelliBrand™ was developed to identify to consumers who has supplied them with their Estate Vault. In a similar manner as IntelliAD™, IntelliBrand™ will place the suppliers logo in strategic areas of the web based Estate Vault, email correspondence between the customer and their advisors/loved ones, as well as on the desktop version of The Estate Vault so the customer always sees who has provided them with the product. We believe that use of this trademark technology will provide us with a competitive advantage in the market place.

Although we believe we compete favorably against our competitors with respect to the above principal competitive factors in our market, many of our competitors have considerably greater financial, marketing and technological resources. Certain current or future competitors may operate larger facilities and have a greater presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, distribution, technical and other resources. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. Moreover, we may not have sufficient resources to undertake the continuing research and development necessary to remain competitive. Each of these factors could make it difficult for us to compete successfully.

Regulation

Our operations and products are subject to extensive government regulation, supervision, and licensing under various federal, state, local and foreign statutes, ordinances and regulations. While we believe that we maintain all requisite licenses and permits and are in compliance with all applicable federal, state, local and foreign regulations, there can be no assurance that we will be able to maintain all requisite licenses and permits. The failure to satisfy those and other regulatory requirements could have a materially adverse effect on our business, financial condition, and results of operations.

Insurance Coverage

We maintain insurance coverage against losses associated with our business operations in amounts we believe to be adequate.

Employees

All corporate functions are based in our headquarters. As of November 30, 2008, we had 3 full-time employees. Our employees are not represented by any collective bargaining agreement, and we have never experienced a work stoppage. We believe we have good relations with our employees. To continue expanding our revenues we will require additional staffing and support, particularly in the areas of sales and administration.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Estate Vault’s corporate headquarters are located in Las Vegas, Nevada in a 500 square foot leased office space for a payment of $500 annually. The lease is on a month by month basis. We also have offices in Florida at 2731 NE 14th Street, Suite 535B Pompano BCH for which we pay $950 monthly, the lease is on a year by year basis.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is not a party to, and its property is not the subject of, any pending legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the year ended November 30, 2008, the Company did not submit any matters to a vote of its security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock does trade on the Pink Sheets under the symbol “TEVI.PK” and consequently there is a market price for our common stock. We intend to apply to trade our common stock on the OTC Bulletin Board on completion of this filing. We have not paid any dividends on our common stock and do not intend to do so in the future. We intend to retain any earnings for operations.

Common Stock

Our articles of incorporation authorize us to issue up to Two Hundred Million (200,000,000) shares of common stock, par value $.001. At November 30, 2008, we had issued and outstanding 198,289,204 shares of common stock of which, 16,654,783 shares or 8.33% is owned by our officers and directors. There were no options or restricted stock issued under our Stock Option Plan.

Each share of common stock entitles the holder to one vote, either in person or by proxy, at meetings of shareholders. The holders are not permitted to vote their shares cumulatively. No holder of common stock has any preemptive or preferential rights to purchase or subscribe for any other class of shares. The holders of common stock holding, in the aggregate, more than fifty percent of the total voting rights can elect all of our directors and, in such event, the holders of the remaining minority shares will not be able to elect any of the directors. The vote of the holders of a majority of the issued and outstanding securities entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Fiscal Quarter Ending	High Bid	Low Bid
February 27, 2009	$.01	$.002
May 31, 2009	$.015	$.003

February 27, 2008	$.26	$.001
May 31, 2008	$.079	$.01
August 30, 2008	$.079	$.01
November 30, 2008	$.019	$.007

February 28, 2007	$.007	$.005
May 31, 2007	$.006	$.005
August 30, 2007	$.006	$.005
November 30, 2007	$.0055	$.005

On November 10, 2009, the closing price for the common stock was $.02.

Preferred Stock

The Company has 5,000,000 shares of preferred stock authorized. As of November 10, 2009, there are no shares of preferred stock issued and outstanding.

Transfer Agent and Registrar

The Transfer Agent with respect to the securities will be Florida Island Stock Transfer Inc. located at 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701.

Number of Stockholders

As of November 10, 2009, there were approximately 199,289,204 shares of common stock issued and outstanding to 1760 shareholders.

Securities Authorized for Issuance Under Stock Option Plans

The following table sets forth information as of November 30, 2008:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	0	None
Equity compensation plans not approved by security holders	None	0	None
Total	None	0	None

Dividend Policy

We have not declared dividends since our inception. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available. We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business. Any future disposition of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements, and other factors.

Recent Sales of Unregistered Securities

The following sets forth all sales of the Company’s securities since inception. All sales were made pursuant to Section 4(2) or Regulation D of the Securities Act of 1933, as amended, and were sold by officers of the Company and/or an NASD registered firm.

We have sold or issued the following securities not registered under the Securities Act by reason of the exemption afforded under Section 4(2) of the Securities Act of 1933, over the prior three (3) year period. Except as stated below, no underwriting discounts or commissions were paid with respect to any of the following transactions. The offer and sale of the following securities was exempt from the registration requirements of the Securities Act under Rule 504(b)(1) insofar as (1) each of the investors was accredited within the meaning of Rule 501(a); (2) all of the sales were made pursuant to Rule 504(b)(1)(iii) exclusively according to state law exemptions from registration that permit general solicitation and general advertising so long as sales are made only to a “accredited investors” as defined in Rule 501(a); (3) none of the offers and sales were effected through any general solicitation or general advertising within the meaning of Rule 502(c); (4) the Company received an opinion of counsel on each issuance confirming the issuance’s compliance with Rule 504 prior to issuance.

We have not made any sales pursuant to Rule 506 of Regulation D. We currently have 1760 shareholders of record. From inception through November 30, 2008, we have raised $465,646 pursuant to the provisions of Rule 504 of Regulation D in the following stock issuances:

Date:	Common Shares Issued:
1/31/08	535,000
2/13/08	833,333
4/4/08	18,246,700
7/29/08	3,000,000
8/27/09	3,750,000
9/15/08	3,700,000
10/08/08	5,250,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our financial statements and related notes thereto included elsewhere in this registration statement. Portions of this document that are not statements of historical or current fact are forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this registration statement should be read as applying to all related forward-looking statements wherever they appear in this registration statement. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause our actual results to differ materially from those anticipated include those discussed in “Risk Factors,” “Business” and “Forward-Looking Statements.”

Overview

The Company’s focus has been and continues to be on the development and marketing of our digital software repository service. We intend to provide to financial service companies and their customers’ proprietary software products for the secure and orderly management of personal financial and legal documents. The Company has little revenue and there can be no assurances that we will generate sufficient revenue to be profitable in our business operations.

During the fiscal year ended November 30, 2009, the Company conducted only limited operations, which were focused on creating our distribution networks.

Going Concern

As shown in the accompanying financial statements, the Company has suffered recurring losses from operations. It experienced losses of $1,072,050 during 2008 and had a net deficiency in equity of $77,874 and a net working capital deficit of $1,144,091 as of November 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to this matter are to raise equity capital and seek strategic relationships and alliances in order to initiate the commercialization of its new technologies in an effort to generate positive cash flow. Until its technologies become commercially viable, the Company must continue to rely upon equity infusions in order to provide adequate liquidity to sustain its operations.

The financial statements have been prepared on a “going concern” basis and accordingly do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe that the following critical policies affect our more significant judgments and estimates used in preparation of our financial statements.

The Company’s financial instruments include cash and cash equivalents, notes receivable and accounts payable. The carrying amounts of these financial instruments approximate their fair value, due to the short term nature of these items. The carrying amount of the note payable approximates its fair value due to the use of market rates of interest.

Furniture and equipment are recorded at cost and depreciated on a declining balance and straight-line basis over their estimated useful lives, principally five to seven years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When furniture and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.

Research and development costs are charged to operations when incurred and are included in operating expenses.

Results of Operations

The following discussion and analysis addresses the major factors that affected our operations and financial condition reflected in our audited financial statements for the years ended November 30, 2008 and 2007. This discussion is intended to supplement and highlight information contained in, and should be read in conjunction with, our financial statements and related notes and the selected financial data presented elsewhere in this report.

Year Ended November 30, 2008 Compared to Year Ended November 30, 2007

From inception of the Development Stage (“Inception”) in November 2005, through year ending November 30, 2008, we had earned revenues of $9,412 and incurred a net loss since Inception of $1,346,853. For the year ending November 30, 2008, the company had earned revenues of $9,412, and incurred a net loss of $1,144,091. Operations from Inception through November 30, 2008 were devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities and developing strategic relationships.

Revenue increased from $0.00 to $9,412.00 due primarily to sales. Operating expenses increased from $0.00 for the Year ending November 30, 2007 to $1,153,503 for the year ending November 30, 2008, due to marketing and general administrative expenses.

Accordingly, the net loss was $1,072,050 (2008) and $0.00 (2007).

Liquidity and Capital Resources

The Company’s working capital deficit increased from $0.00 at November 30, 2007 to $1,072,050 for the Year ending November 30, 2008. The Company had $10,305 cash at November 30, 2008.

As shown in the accompanying financial statements, for the twelve months ended November 30, 2008 and 2007, the Company has had net losses of $1,072,050 and $0 respectively. In view of these matters, recoverability of recorded furniture and equipment and other asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of public equity securities. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes and proceeds from sub-licensing agreements until such time that funds provided by operations are sufficient to fund working capital requirements.

At November 30, 2008 we had cash on hand totaling $10,305. For the fiscal year end November 30, 2008 we have incurred $987,399 of research and development costs and general and administrative operating expenses together with $86,104 in advertising and marketing expenses, for Total Operating Expenses of $1,073,503. These expenses were principally related to development of the product and organizational activities.

Plan of Operation

We have incurred significant net losses and negative cash flows from operations since our inception. As of November 30, 2008, we had an accumulated deficit of $1,346,853 and a working capital deficit of $1,072,050.

We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future.

We will be dependent upon our existing cash, together with anticipated net proceeds from a public offering and future debt issuances and private placements of common stock and potential license fees, to finance our planned operations through the next 12 months. We currently require approximately $35,000 to $50,000 per month, which is used to pay our current consultants, third party partners for Identity Theft Insurance, Account Aggregation and Will creator as well as our normal operating expenses. The additional auditing and legal fees incident to operations as a public company are expected to add an additional $10,000 per month, on average over the next 12 months.

Over the course of the next 12 months, the Company anticipates needing approximately $750,000 to 1.5 Million, and should the Company be unable to obtain those funds, it will necessarily mean that the Company will need to trim back its expansion and marketing plans. Should we not be able to raise the required capital as anticipated, we believe that we would still be able to support our current customer base and the company could still provide the product in its current form. Not being able to raise additional capital would mean that the Company would have to wait until revenues increased in order for us to execute our expansion plans.

Off Balance Sheet Arrangements

As of November 20, 2008, we had no off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R, “Share Based Payment” (FAS 123R), which requires that compensation costs relating to share-based payments be recognized in our financial statements. We currently account for those payments under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The final requirements are effective for periods beginning after June 15, 2005. Although the transition method to be used to adopt the standard has not been selected, the impact of adoption is expected to have minimal impact on our results of operations, financial position and liquidity.

In December 2004, the FASB issued FASB Statement No. 153, “Exchange of Nonmonetary Assets — an Amendment of APB Opinion No. 29,” (FAS 153), which is effective for our asset-exchange transactions beginning July 1, 2005. Under APB 29, assets received in certain types of nonmonetary exchanges were permitted to be recorded at the carrying value of the assets that were exchanged (i.e., recorded on a carryover basis). As amended by FAS 153, assets received in some circumstances will have to be recorded instead at their fair values. In the past, we have not engaged in the nonmonetary asset exchanges for significant amounts.

Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently nil since as of November 30, 2008 we had no invested cash or marketable assets or debt in any significant amounts. Our exposure to credit concentration risk is nil as we have not yet established any customer relationships or procured any suppliers.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in and/or disagreements with accountants on any accounting issue or financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

For the period ending November 30, 2008, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was conducted by our Chief Executive Officer and acting Chief Financial Officer. Based upon his evaluation, he concluded that the Company’s disclosure controls and procedures are disclosure controls and procedures are ineffective. This conclusion was reached based on two material weaknesses identified by management. First, the company lacks sufficient segregation of duties in its key financial duties. Second, the company has restated its financial statements for the year ended November 30, 2008.”

LACK OF INDEPENDENT BOARD OF DIRECTORS AND AUDIT COMMITTEE

Management is aware that an audit committee composed of the requisite number of independent members along with a qualified financial expert has not yet been established. Considering the costs associated with procuring and providing the infrastructure to support an independent audit committee and the limited number of transactions, Management has concluded that the risks associated with the lack of an independent audit committee are not justified. Management will periodically reevaluate this situation.

LACK OF SEGREGATION OF DUTIES

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation

CHANGES IN INTERNAL CONTROLS

During the fiscal quarter ended November 30, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The directors and executive officers of the Company, their ages and their present positions with the Company are as follows:

Name	Age	Position
Boyd Soussana	48	CEO, CFO and Director
Edward Deutsch	49	President and Director

Boyd Soussana – The Founder of the Company and currently Director, Chief Financial Officer and CEO. He has been with the Company since inception. Boyd has over 20 years of experience in the insurance industry. He has held senior positions with leading insurance companies in various capacities including sales, marketing, compliance and agent management. In 1999, he became President and CEO of Creditorlife.com, a provider of software programs providing a complete front-to-end underwriting platform that is interfaced with existing legacy systems used by major North American life insurance companies and dealing with all mortgage brokers in Canada.

Edward Deutsch – Currently serves as President and Director of the Company. With over twenty-five years of global marketing experience, Mr. Deutsch has worked and has held licenses for such notable international houses as Christian Dior, Valentino, Guy Larouche, Charles Jourdan, Butler & Wilson, Courreges, Paul Smith and Nina Ricci. Among his prestigious domestic clientele are Robert Lee Morris, Tony Duquette, Randolphe Duke, Tom Hanks and Rita Wilson, Linda Dano, Ciro Jewels, the Antiques Roadshow, QVC, HSN, TSC, Duty Free Shoppers (DFS), Lennox Collections, the Bradford Exchange, the Morgan Mint, the Danbury Mint, and the United States Olympic Committee. He is also a guest lecturer at New York’s famous Fashion Institute of Technology (FIT) and serves on the board of directors of several companies, including Creditorlife.com and Clean-Tek International. Mr. Deutsch will be responsible for the commercialization of The Estate Vault in the US market.

Conflicts of Interest

Our current Officers hold all of the seats on our Board of Directors (the “Board”). Consequently, they will be in a position to control their own compensation and to approve affiliated transactions, if any. Although our Officers intend to act fairly and in full compliance with their fiduciary obligations, there can be no assurance that they will not, as a result of the conflict of interest described above, possibly enter into arrangements under terms less favorable than could have obtained had the Company been dealing with unrelated persons.

Code of Conduct

Given the limited number of officers and directors, we have not yet adopted a formal code of business conduct and ethics for directors, officers (including our Chief Executive Officer and Chief Financial Officer) and employees.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth information concerning the aggregate compensation paid or to be paid by the Company to its executive officers.

Name & Principal Position	Fiscal Year End 11/30	Salary	Bonus	Other Annual Compensation
Boyd Soussana, CEO, CFO	2007	$0	$0	$0
	2008	$0	$0	$0

Edward Deutsch, President	2007	$0	$0	$0
	2008	$0	$0	$0

We may hire additional executive employees and/or change the compensation paid to and benefits received by our current executive employees, as our Board of Directors deems advisable or necessary. We plan to reimburse our executive employees for all travel expenses incurred in connection with the business of the Company. To date, the Company’s Board of Directors has not adopted any retirement, pension, profit sharing or other similar programs for our executive employees.

The CEO/CFO, President, Vice President of Marketing and Chief Privacy Officer have not entered into any employment agreements as of the date here.

Stock Option Grants

There were no stock options granted on common shares in fiscal year 2008, with respect to the Chief Executive Officer and the other named executives listed in the Summary Compensation Table.

Stock Option Exercised

There were no stock options exercised on common shares in fiscal year 2008, with respect to the Chief Executive Officer and the other named executives listed in the Summary Compensation Table.

Employment Agreements

We have not entered into employment agreements with any of our officers. Salaries payable to our officers are subject to adjustment and deferral based on operations and cash flow of the Company. No salaries were paid to or deferred for our officers. Each of our officers are eligible to receive and participate in all benefit, bonus, retirement, health, insurance and incentive programs provided by the Company for its employees, if and when they become available.

Expense Reimbursement

We will reimburse our officers and directors for reasonable expenses incurred during the course of their performance.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as to the ownership of shares of our Common Stock as of November 30, 2008 with respect to (i) holders known to beneficially own more than five percent (5%) of the outstanding Common Stock, (ii) each director, (iii) our President and certain other executive officers and (iv) all directors and executive officers of the Company as a group. The percentage ownership has been calculated based on 199,989,204 shares of Common Stock outstanding as of November 30, 2008.

Title of Class	Name and Address of Beneficial Owner	Number of Shares	Percent of Class
Common	Boyd Soussana/Soussana Paquin Family Trust	14,466,783	7.23%
Common	Edward Deutsch	1,688,000.84%
Common	John Summers	250,000.13%
Common	Dale Telford	250,000.13%
Common	Integrated Insurance Solutions Limited	40,281,751	20.14%
	All officers and directors as a group (4)	16,654,783	8.33%

(1)

As used in this table, “beneficial ownership” means the sole or shared power to vote or to direct the voting of a security or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of a security)

Changes in Control

There has been no change of control of the Company since the Company filed its Form 10 on September 29, 2008.

Stock Option Plans

The Company does not have any Stock Option Plans as of February 28, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE.

To the best of management’s knowledge, there are no reportable relationships or related party transactions related to the implementation and execution of our business model.

Board of Directors

Our Board of Directors currently consists of 3_members. Our Bylaws provide that our board shall consist of not less than one member. The terms of directors expire at the next annual shareholders’ meeting unless their terms are staggered as permitted in our Bylaws. Each shareholder is entitled to vote the number of shares owned by him for as many persons as there are directors to be elected. Shareholders do not have a right to cumulate their votes for directors.

Director Compensation

Currently, we do not pay our directors any cash or other compensation for their services as director. In the future, we may consider appropriate forms of compensation.

Committees

To date, we have not established a compensation committee, nominating committee or an audit committee. Our CEO, Boyd Soussana reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

For the fiscal years ended November 30, 2008 and 2007, our principal accountant is expected to bill approximately $ 12,500 and billed $12,500, respectively, for the audit of our annual financial statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2008 and 2007.

Tax Fees

There were no fees billed for tax compliance, tax advice, and tax planning services for fiscal years 2008 and 2007.

All Other Fees

There were no other fees billed by our principal accountant other than those disclosed above for fiscal years 2008 and 2007.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. The board of directors in accordance with procedures for the Company approved all of the services described above.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Regulation Number	Exhibit

3.1	Certificate of Incorporation, as amended (1)

3.3	Bylaws (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer

(1)	Incorporated by reference to the exhibits filed with the registrant’s registration statement on Form 10, file no. 000- 5344 filed on September 29, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Estate Vault, Inc.

Date: November 10, 2009	By:	/BOYD SOUSSANA/
Boyd Soussana CEO and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/BOYD SOUSSANA/ Boyd Soussana	Chief Executive Officer and Chairman (Principal Executive, Financial, and Accounting Officer)	November 10, 2009

/EDWARD DEUTSCH/ Edward Deutsch	Director	November 10, 2009

THE ESTATE VAULT, INC.

Financial Statements

For the Years Ended November 30, 2008 and 2007

SEALE AND BEERS, CPAs

PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Estate Vault Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of Estate Vault Inc. (A Development Stage Company) as of November 30, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended November 30, 2008 and November 30, 2007 and since inception of Development Stage on November 30, 2008 through November 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Estate Vault Inc. (A Development Stage Company) as of November 30, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended November 30, 2008 and November 30, 2007 and since inception of Development stage on November 30, 2005 through November 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had a loss from operations of $1,144,091, an accumulated deficit of $1,346,853, working capital deficit of $82,374 and has earned no revenues since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seale and Beers, CPAs

Las Vegas, Nevada

November 9, 2009

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

THE ESTATE VAULT, INC.

(A Development Stage Company)

Balance Sheets

ASSETS

	November 30, 2008	November 30, 2007
	(Restated)
CURRENT ASSETS
Cash	$10,305	$—

Total Current Assets	10,305	—

OTHER ASSETS
Technology, net	4,500	—

TOTAL ASSETS	$14,805	$—

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$8,779	$—
Deferred income	12,500	—
Advances from related parties	20,000
Debentures payable	51,400	—

Total Current Liabilities	92,679	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.001 par value, 200,000,000 shares authorized; 198,289,204 and 132,189,171 shares issued and outstanding, respectively	198,289	132,189
Additional paid-in capital	1,291,018	142,614
Stock subscription receivable	(220,328)	—
Accumulated deficit	(1,346,853)	(274,803)

Total Stockholders’ Equity (Deficit)	(77,874)	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,805	$—

The accompanying notes are an integral part of these financial statements.

THE ESTATE VAULT, INC.

(A Development Stage Company)

Statements of Operations

	For the Year Ended November 30, 2008	For the Year Ended November 30, 2007	From Inception of the Development Stage on November 30, 2005 through November 30, 2008
	(Restated)		(Restated)
REVENUES	$9,412	$—	$9,412
OPERATING EXPENSES
Advertising and promotion	86,104	—	86,104
Computer and Internet Expenses	181,605	—	181,605
Professional Fees	758,758	—	758,758
General and administrative	127,036	—	127,036

Total Operating Expenses	1,153,503	—	1,153,503

OPERATING INCOME (LOSS)	(1,144,091)	—	(1,144,091)

OTHER INCOME (EXPENSE)
Interest expense	(5,145)	—	(5,145)
Other income	77,186	—	77,186

Total Other Income (Expense)	72,041	—	72,041

NET LOSS BEFORE INCOME TAXES	(1,072,050)	—	(1,072,050)
INCOME TAX EXPENSE	—	—	—

LOSS FROM CONTINUING OPERATIONS	(1,072,050)	—	(1,072,050)
LOSS FROM DISCONTINUED OPERATIONS	—	—	(274,803)

NET LOSS	$(1,072,050)	$—	$(1,346,853)

BASIC LOSS PER SHARE	$(0.01)	$0.00	$

WEIGHTED AVERAGE NUMBER NUMBER OF SHARES OUTSTANDING	166,253,827	132,189,171

The accompanying notes are an integral part of these financial statements.

THE ESTATE VAULT, INC.

(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

(Restated)

	Common Stock		Additional Paid-in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, November 30, 2005	132,189,171	$132,189	$142,614	$—	$(274,803)	$—
Net loss for the year ended November 30, 2006	—	—	—	—	—	—

Balance, November 30, 2006	132,189,171	132,189	142,614	—	(274,803)	—
Net loss for the year ended November 30, 2007	—	—	—	—	—	—

Balance, November 30, 2007	132,189,171	132,189	142,614	—	(274,803)	—
Common stock issued for cash at $0.07 per share January 31,2008	535,000	535	36,915	—	—	37,450
Common stock issued for cash at $0.03 per share February 14, 2008	833,333	833	24,167	—	—	25,000
Common stock issued for services at $0.025 per share March 4, 2008	13,000,000	13,000	312,000	—	—	325,000
Common stock issued for services at $0.025 per share March 14, 2008	6,535,000	6,535	156,840	—	—	163,375
Common stock issued for cash at $0.025 per share April 4, 2008	18,246,700	18,247	437,921	(220,328)	—	235,840
Common stock issued for cash at $0.01 per share July 29, 2008	3,000,000	3,000	27,000	—	—	30,000
Common stock issued for services at $0.009 per share August 15, 2008	10,000,000	10,000	80,000	—	—	90,000
Common stock issued for cash at $0.008 per share August 27, 2008	3,750,000	3,750	26,250	—	—	30,000
Common stock issued for cash at $0.00676 per share September 15, 2008	3,700,000	3,700	21,312	—	—	25,012
Common stock issued for cash at $0.005 per share October 8, 2008	5,250,000	5,250	21,000	—	—	26,250
Common stock issued for services at $0.005 per share October 10, 2008	1,250,000	1,250	5,000	—	—	6,250
Net loss for the year ended November 30, 2008	—	—	—	—	(1,072,050)	(1,072,050)

Balance, November 30, 2008	198,289,204	$198,289	$1,291,018	$(220,328)	$(1,346,853)	$(77,874)

The accompanying notes are an integral part of these financial statements.

THE ESTATE VAULT, INC.

(A Development Stage Company)

Statements of Cash Flows

	For the Year Ended November 30, 2008	For the Year Ended November 30, 2007	From Inception of the Development Stage on November 30, 2005 through November 30, 2008
	(Restated)		(Restated)
OPERATING ACTIVITIES
Net loss from continuing operations	$(1,072,050)	$—	$(1,346,853)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss from discontinued operations	—	—	274,803
Common stock issued for services	584,625	—	584,625
Amortization expense	500	—	500
Changes in operating assets and liabilities
Increase (decrease) in deferred income	12,500	—	12,500
Increase (decrease) in accounts payable and accrued expenses	8,779	—	8,779

Net Cash Used in Operating Activities	(465,646)	—	(465,646)

INVESTING ACTIVITIES
Purchase of technology	(5,000)	—	(5,000)

Net Cash Used in Investing Activities	(5,000)	—	(5,000)

FINANCING ACTIVITIES
Advances from related parties	20,000	—	20,000
Proceeds from debentures	51,400	—	51,400
Common stock issued for cash	409,551	—	409,551

Net Cash Provided by Financing Activities	480,951	—	480,951

NET INCREASE IN CASH	10,305	—	10,305
CASH AT BEGINNING OF PERIOD	—	—	—

CASH AT END OF PERIOD	$10,305	$—	$10,305

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$—	$—	$—
Income taxes	$—	$—	$—

NON CASH FINANCING ACTIVITIES:
None	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

THE ESTATE VAULT, INC.

Notes to the Financial Statements

(A Development Stage Company)

November 30, 2008 and 2007

NOTE 1—NATURE OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

a. Organization and Business Activities

The Company was originally incorporated on December 7, 1983 in the Province of Ontario Canada. The Company was reincorporated under the laws of the State of Nevada on December 14, 2004 with a principal business objective of developing and marketing snack foods and drinks. The Company discontinued its operations in 2005 was reclassified as a development stage company as of November 30, 2005. On September 24, 2007, the Company’s name was changed to The Estate Vault, Inc. The Company uses a secure integrated platform to provide digital software repository services for the orderly management of personal financial and legal documents. End users have the ability to maintain all key documents in one safe, secure and easily accessible location to assist in managing personal and financial affairs. The Company has not realized significant revenues through November 30, 2008 and is classified as a development stage enterprise.

b. Depreciation

The cost of the property and equipment will be depreciated over the estimated useful life of 5 years. Depreciation is computed using the straight-line method when the assets are placed in service.

c. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a November 30 year-end.

d. Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

e. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f. Revenue Recognition

The Company recognizes when products are fully delivered or services have been provided and collection is reasonably assured.

g. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred advertising and marketing costs of $86,104 and $-0- during the years ended November 30, 2008 and 2007, respectively.

h. Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000 USD and $100,000 CAD. At November 30, 2008, the Company’s bank deposits did not exceed the insured amounts.

THE ESTATE VAULT, INC.

Notes to the Financial Statements

(A Development Stage Company)

November 30, 2008 and 2007

i. Basic Loss Per Share

The Computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

	For the Year Ended November 30, 2008	For the Year Ended November 30, 2007
Income loss (numerator)	$(1,072,050)	$—
Shares (denominator)	166,253,827	132,189,171

Per share amount	$(0.01)	$0.00

j. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of November 30, 2008 and 2007:

	November 30, 2008	November 30, 2007
Income tax expense at statutory rate	$(375,218)	$—
Common stock issued for services	204,619	—
Valuation allowance	170,599	—

Income tax expense per books	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 35% to pretax income from continuing operations for the years ended November 31, 2008 and 2007 due to the following:

	November 30, 2008	November 30, 2007
NOL Carryover	$170,599	$—
Valuation allowance	(170,599)	—

Net deferred tax asset	$—	$—

At November 30, 2008, the Company had net operating loss carryforwards of approximately $170,599 that may be offset against future taxable income through 2027. No tax benefit has been reported in the November 30, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

THE ESTATE VAULT, INC.

Notes to the Financial Statements

(A Development Stage Company)

November 30, 2008 and 2007

k. Stock-based compensation.

As of November 30, 2008, the Company has not issued any share-based payments to its employees.

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

NOTE 2—GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $1,346,853 as of November 30, 2008. The Company currently has limited liquidity, and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time which raises substantial doubt about its ability to continue as a going concern.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 3—IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS No. 168”). Under SFAS No. 168 the “FASB Accounting Standards Codification” (“Codification”) will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-

THE ESTATE VAULT, INC.

Notes to the Financial Statements

(A Development Stage Company)

November 30, 2008 and 2007

authoritative. SFAS No. 168 is effective for the Company’s interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

In June 2009, the Securities and Exchange Commission’s Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are

THE ESTATE VAULT, INC.

Notes to the Financial Statements

(A Development Stage Company)

November 30, 2008 and 2007

not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance

THE ESTATE VAULT, INC.

Notes to the Financial Statements

(A Development Stage Company)

November 30, 2008 and 2007

contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 4—DEBENTURES PAYABLE

The Company has issued unsecured non convertible debentures of $51,400 outstanding as of November 30, 2008. The debentures accrue interest at 18% per annum and are due on August 15, 2009.

NOTE 5—RELATED PARTY PAYABLES

The Company has received cash advances from shareholders and officers. The advances are non interest bearing, unsecured and due upon demand. The Company owes $20,000 for such advances as of November 30, 2008.

NOTE 6—RELATED PARTY TRANSACTIONS

During the years ended November 30, 2008 and 2007 the company entered into consulting agreements with two of its principle officers. Payments to these officers for consulting services each year totaled $121,047 and $-0-, respectively.

NOTE 7—EQUITY TRANSACTIONS

Below is an itemized list of the Company’s equity transactions. The Company did not issue any common stock during the year ended November 30, 2007.

a)	On January 31, 2008 the Company issued 535,000 shares of common stock for cash at $0.07 per share for a total of $37,450.

b)	On February 14, 2008 the Company issued 833,333 shares of common stock for cash at $0.03 per share for a total of $25,000.

c)	On March 4, 2008 the Company issued 13,000,000 shares of common stock for services at $0.025 per share for a total of $325,000.

THE ESTATE VAULT, INC.

Notes to the Financial Statements

(A Development Stage Company)

November 30, 2008 and 2007

d)	On March 14, 2008 the Company issued 6,535,000 shares of common stock for services at $0.025 per share for a total of $163,375.

e)	On April 4, 2008 the Company issued 18,246,700 shares of common stock for cash at $0.025 per share for a total of $235,840. In addition to this amount, $220,328 is recorded as a stock subscription receivable.

f)	On July 29, 2008 the Company issued 3,000,000 shares of common stock for cash at $0.01 per share for a total of $30,000.

g)	On August 15, 2008 the Company issued 10,000,000 shares of common stock for services at $0.009 per share for a total of $90,000

h)	On August 27, 2008 the Company issued 3,750,000 shares of common stock for cash at $0.008 per share for a total of $30,000.

i)	On September 15, 2008 the Company issued 3,700,000 shares of common stock for cash at $0.00676 per share for a total of $25,012.

j)	On October 8, 2008 the Company issued 5,250,000 shares of common stock for cash at $0.005 per share for a total of $26,250.

k)	On October 10, 2008 the Company issued 1,250,000 shares of common stock for cash at $0.005 per share for a total of $6,250.

NOTE 8—RESTATED FINANCIAL STATEMENTS

The Company’s financial statements have been restated to include the issuance of 5,250,000 shares of common stock for cash at $0.005 per share. The following presents a comparison of the financial statements as originally reported to the restated numbers:

Balance Sheets

	November 30, 2008	November 30, 2008
	(restated)	(original)
CURRENT ASSETS
Cash	$10,305	$10,305

Total Current Assets	10,305	10,305

OTHER ASSETS
Technology, net	4,500	4,500

TOTAL ASSETS	$14,805	$14,805

CURRENT LIABILITIES
Advances from related parties	$20,000	$20,000
Debentures payable	51,400	51,400
Deferred income	12,500	12,500
Accounts payable and accrued expenses	8,779	5,969

Total Current Liabilities	92,679	89,869

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock; $0.001 par value, 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.001 par value, 200,000,000 shares authorized; 198,289,204 shares issued and outstanding	198,289	192,536
Additional paid-in capital	1,291,018	1,255,726
Stock subscription receivable	(220,328)	(220,328)
Accumulated deficit	(1,346,853)	(1,302,998)

Total Stockholders’ Equity (Deficit)	(75,064)	(75,064)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,805	$14,805

THE ESTATE VAULT, INC.

Notes to the Financial Statements

(A Development Stage Company)

November 30, 2008 and 2007

Statements of Operations

	November 30, 2008	November 30, 2008
	(restated)
REVENUES	$9,412 $	9,412
OPERATING EXPENSES
Advertising and marketing	86,104	40,782
Computer and internet expenses	181,605	—
Professional fees	758,758	—
General and administrative	127,036	1,080,834

Total Operating Expenses	1,153,503	1,121,616

OPERATING INCOME (LOSS)	(1,144,091)	(1,112,204)

OTHER INCOME (EXPENSE)
Interest expense	(5,145)	(3,469)
Other income	77,186	77,186

Total Other Income (Expense)	72,041	73,717

NET LOSS BEFORE INCOME TAXES	(1,072,050)	(1,038,487)
INCOME TAX EXPENSE	—	—

NET LOSS	$(1,072,050)	$(1,038,487)