Form 10-Q
period 2009-02-28
Estate Vault, Inc.
filed 2009-12-24
CIK 1446120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended February 28, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________, 200__, to ________, 200__.

Commission File Number

000-53444

THE ESTATE VAULT, INC.
(Exact Name of Registrant as Specified in Charter)

Nevada	26-1930003
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1110 East Bonneville Avenue,  Las Vegas, Nevada 89101
 (Address of Principal Executive Offices)

(866) 405-3256
 (Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

There were 199,989,208 shares of the Registrant’s $.001 par value common stock outstanding as of December 24, 2009.

The Estate Vault, Inc.

PART I—FINANCIAL INFORMATION

Statements in this Form 10Q Quarterly Report may be “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions.  These statements are based on our current expectations, estimates and projections about our business based, in part, on assumptions made by our management.  These assumptions are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed in this Form 10Q Quarterly Report, under “Management’s Discussion and Analysis of Financial Condition or Plan of Operation and in other documents which we file with the Securities and Exchange Commission.

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, changes in technology, fluctuations in our quarterly results, our ability to continue and manage our growth, liquidity and other capital resource issues, competition, fulfillment of contractual obligations by other parties and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10Q Quarterly Report, except as required by law.

Item 1. Financial Statements

The Estate Vault, Inc.

Financial Statements

As of February 28, 2009 (unaudited) and November 30, 2008 and for the three months ended February 28/29, 2009 and 2008 (unaudited)

Contents

Financial Statements:

THE ESTATE VAULT, INC.
Balance Sheets

ASSETS

	February 28, 2009	November 30, 2008
	(Unaudited)
CURRENT ASSETS

Cash	$155	$10,305

Total Current Assets	155	10,305

OTHER ASSETS

Technology, net	4,250	4,500

TOTAL ASSETS	$4,405	$14,805

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$13,524	$8,779
Deferred income	-	12,500
Advances from related parties	20,000	20,000
Debentures payable	108,830	51,400

Total Current Liabilities	142,354	92,679

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 5,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock; $0.001 par value, 200,000,000 shares
authorized; 200,742,504 and 198,289,204 shares
issued and outstanding, respectively	199,990	198,289
Additional paid-in capital	1,300,567	1,291,018
Stock subscription receivable	(220,328)	(220,328)
Accumulated deficit	(1,418,178)	(1,346,853)

Total Stockholders' Equity (Deficit)	(137,949)	(77,874)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,405	$14,805

The accompanying notes are an integral part of these financial statements.

THE ESTATE VAULT, INC.
Statements of Operations
(Unaudited)

	For the Three Months Ended February 28/29,
	2009	2008

REVENUES	$15,656	$150

OPERATING EXPENSES

Advertising and promotion	5,785	20,437
Computer and internet expenses	6,806	79,921
Professional fees	19,000	78,842
General and administrative	50,645	46,796

Total Operating Expenses	82,236	225,996

OPERATING LOSS	(66,580)	(225,846)

OTHER INCOME (EXPENSE)

Interest expense	(4,745)	-
Other income	-	77,186

Total Other Income (Expense)	(4,745)	77,186

NET LOSS BEFORE INCOME TAXES	(71,325)	(148,660)

INCOME TAX EXPENSE	-	-

NET LOSS	$(71,325)	$(148,660)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
NUMBER OF SHARES OUTSTANDING	198,755,875	139,383,338

The accompanying notes are an integral part of these financial statements.

THE ESTATE VAULT, INC.
Statements of Stockholders' Equity (Deficit)

			Additional	Stock		Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders'
	Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, November 30, 2007	132,189,171	$132,189	$142,614	$-	$(274,803)	$-

Common stock issued for cash	535,000	535	36,915	-	-	37,450
at $0.07 per share January 31,2008

Common stock issued for cash	833,333	833	24,167	-	-	25,000
at $0.03 per share February 14, 2008

Common stock issued for services
at $0.025 per share March 4, 2008	13,000,000	13,000	312,000	-	-	325,000

Common stock issued for services
at $0.025 per share March 14, 2008	6,535,000	6,535	156,840	-	-	163,375

Common stock issued for cash
at $0.025 per share April 4, 2008	18,246,700	18,247	437,921	(220,328)	-	235,840

Common stock issued for cash
at $0.01 per share July 29, 2008	3,000,000	3,000	27,000	-	-	30,000

Common stock issued for services
at $0.009 per share August 15, 2008	10,000,000	10,000	80,000	-	-	90,000

Common stock issued for cash
at $0.008 per share August 27, 2008	3,750,000	3,750	26,250	-	-	30,000

Common stock issued for cash
at $0.00676 per share September 15, 2008	3,700,000	3,700	21,312	-	-	25,012

Common stock issued for cash
at $0.005 per share October 8, 2008	5,250,000	5,250	21,000	-	-	26,250

Common stock issued for services
at $0.005 per share October 10, 2008	1,250,000	1,250	5,000	-	-	6,250

Net loss for the year
ended November 30, 2008	-	-	-	-	(1,072,050)	(1,072,050)

Balance, November 30, 2008	198,289,204	198,289	1,291,018	(220,328)	(1,346,853)	(77,874)

Cancellation of common
stock (unaudited)	(1,299,996)	(1,299)	1,299	-	-	-

Common stock issued for cash
at $0.00375 per share January 7, 2009 (unaudited)	3,000,000	3,000	8,250	-	-	11,250

Net loss for the three months
ended February 28, 2009 (unaudited)	-	-	-	-	(71,325)	(71,325)

Balance, February 28, 2009 (unaudited)	199,989,208	$199,990	$1,300,567	$(220,328)	$(1,418,178)	$(137,949)

The accompanying notes are an integral part of these financial statements.

THE ESTATE VAULT, INC.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended February 28/29,
	2009	2008
OPERATING ACTIVITIES

Net loss	$(71,325)	$(148,660)
Adjustments to reconcile net loss to
net cash used by operating activities:
Amortization expense	250	-
Changes in operating assets and liabilities
Increase (decrease) in deferred revenue	(12,500)	-
Increase (decrease) in accounts payable
and accrued expenses	4,745	-

Net Cash Used in Operating Activities	(78,830)	(148,660)

INVESTING ACTIVITIES

Purchase of technology	-	(5,000)

Net Cash Used in Investing Activities	-	(5,000)

FINANCING ACTIVITIES

Proceeds from debentures	57,430	-
Common stock issued for cash	11,240	224,773

Net Cash Provided by Financing Activities	68,670	224,773

NET INCREASE IN CASH	(10,160)	71,113
CASH AT BEGINNING OF PERIOD	10,305	-

CASH AT END OF PERIOD	$145	$71,113

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:

None	$-	$-

The accompanying notes are an integral part of these financial statements.

ESTATE VAULT, INC.
Condensed Notes to the Financial Statements
February 28, 2009 and November 30, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's November 30, 2008 audited financial statements.  The results of operations for the period ended February 28, 2009 and February 29, 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management’s plans include of investing in and developing all types of businesses related to the entertainment industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ESTATE VAULT, INC.
Condensed Notes to the Financial Statements
February 28, 2009 and November 30, 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10)  is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively. The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company’s financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC)..

In June 2009, the FASB issued SFAS 168,  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 nd interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

OVERVIEW OF THE COMPANY

The Company was originally incorporated on December 7, 1983 as Primrose Gold Resources in the Province of Ontario Canada. The Company was reincorporated under the laws of the State of Nevada as Rocky Mountain Brands, Inc. on December 14, 2004 with a principal business objective of developing and marketing snack foods and drinks. The Company was reclassified as a development stage company as of November 30, 2005. On September 24, 2007, the Company changed its focus to its current business plan and its’ name was changed to The Estate Vault, Inc. (“TEV” or the “Company”)

By using state-of-the-art technology and a secure integrated platform, we intend to provide digital software repository services to Canadians, Americans, the Chinese and others throughout the world. Our focus will be on product marketing and distribution which, in management’s view, is the area most crucial to the success of the Company.  We intend to provide financial service companies, membership type organizations and employee benefit firms and their customers, among others, with proprietary software products for the secure, orderly management of personal,financial,legal and medical documents. End users will have the ability to maintain all key documents in one safe, secure and easily accessible location to assist in managing personal and financial affairs.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant net losses and negative cash flows from operations since our inception.  For the three month period ending February 28, 2009, we had an accumulated deficit of $1,418,178 and a working capital deficit of $71,325.

We had a net loss for the Period ending February 28, 2009 of ($66,580) as compared to a net loss of ($225,846) for the same period in 2008.  This was primarily attributable to the decrease in both Advertising and Marketing ($20,437 for P/E 2/29/08 vs. $5,785 for P/E 2/28/09) and Professional Fees ($78,842 for P/E 2/29/08 vs. $19,000 for P/E 2/28/09). The Company has slowed down its marketing efforts and enacted cost savings in order to conserve capital.   From Inception of the Development Stage through February 28, 2009, the Company recorded a Net loss of $$1,418,178.

Revenues for the three month period ending February 28, 2009 were $15,656, an  increase of $15,506 over the same period in 2008, when revenues were $150.  We anticipate that cash used in product development and operations, especially in the marketing, production and sale of our products, will increase significantly in the future as we secure additional capital.

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

During the coming year, based on our anticipated growth, we plan to add several employees to our staff.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the three month period ending February 28, 2009 covered by this Quarterly Report on Form 10-Q.  Based upon such evaluation, the Chief Executive Officer and Acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Acting Chief Financial Officer does not relate to reporting periods after February 28, 2009.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended February 28, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three month period ended February 28, 2009, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During December, 2008, the Company issued 3,000,000 shares of common stock for cash to qualified investors at an average price of $0.00375 per share.

Item 3. Defaults upon Senior Securities

There have been no defaults in any material payments during the covered period.

Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ended February 28, 2009, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Information

The Company does not have any other material information to report with respect to the three month period ended February 28, 2009.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1
Certification of the Chairman of the Board, Chief Executive Officer, and Acting Chief Financial Officer (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.) (2)

32.1
Written Statements of the Chief Executive Officer and Acting Chief Financial Officer (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.) (2)

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

THE ESTATE VAULT, INC.

Dated: December 24, 2009	By:	/s/ Boyd Soussana
Chief Executive Officer and Acting Chief Financial Officer